Form 10-K
period 1997-12-31
CREDIT SUISSE FIRST BOSTON MORT SECU CORP SERIES 1997-C1
filed 1998-03-31
CIK 1043322

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from June 30, 1997 (Commencement of Operations) to December 31, 1997

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                         Commission File Number 333-25751


      CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP., SERIES 1997-C1
             (Exact name of registrant as specified in its charter)


       Delaware                                               13-3320910
State or Other Jurisdiction                                 (IRS Employer
   of Incorporation )                                      Identification No.)

Eleven Madison Ave.
 New York, New York                                            10010
(Address of Principal                                         (Zip Code)
    Executive Offices)

       Registrant's telephone number, including area code :(212)325-2000


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

                Page 1 of 4                       This report consists of 6
                                                  consecutively numbered pages.

CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP., SERIES 1997-C1

TABLE OF CONTENTS
                                                                        Page

PART I
Item  1. Business.........................................................3

Item  2. Properties.............................................. ........3

Item  3. Legal Proceedings................................................3

Item  4. Submission of Matters to a Vote of Security Holders..............3


PART II
Item  5. Market for Registrant's Common Equity and Related
                           Stockholder Matters............................3

Item  6. Selected Financial Data..........................................3

Item  7. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............3

Item  8. Financial Statements and Supplementary Data......................3

Item  9. Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure.............3


PART III
Item 10. Directors and Executive Officers of the Registrant...............3

Item 11. Executive Compensation...........................................3

Item 12. Security Ownership of Certain Beneficial Owners and Management.. 3

Item 13. Certain Relationships and Related Transactions...................3

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.......................................................4

SIGNATURE.................................................................5

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.....................................................6

PART I


Item 1.  Business

Omitted.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust, other than ordinary routine litigation incidental to the duties of the Trustee or Servicer under the related Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of January 2, 1997, the number of holders of each Class of Offered Certificates were 78.

Item 6.  Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

Omitted.

Item 8.  Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.


PART III


Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Omitted

Item 13. Certain Relationships and Related Transactions

Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements:

              Omitted.

         (2)  Financial Statement Schedules:

              Omitted.

         (3)  Exhibits:

              Omitted

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 1997.

A Current Report on Form 8-K, dated December 3, 1997, was filed for the purpose of filing the Monthly Certificateholder Statements for payments made on October 20, 1997 and November 20, 1997, respectively. A Current Report on Form 8-K, dated January 5, 1998, was filed for the purpose of filing the Monthly Certificateholder Statement for payment made on December 22, 1997. The items reported in such Current Report were Item 5 (Other Events).

(c)      Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE CHASE MANHATTAN BANK,
                                  not in its individual capacity but solely as Trustee under the Agreement referred to herein

Date: March 31, 1998             By:  /s/  Norma Catone
                                   Norma Catone
                                   Chase Manhattan Bank
                                   Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.