Form 10-K/A
period 1997-12-31
CREDIT SUISSE FIRST BOSTON MORT SECU CORP SERIES 1997-C1
filed 1998-08-24
CIK 1043322

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                Page 1 of 4                       This report consists of 10
                                                  consecutively numbered pages.

                             AMENDMENT NUMBER 1 OF 1

         (2)  Financial Statement Schedules:

              Omitted.

         (3)  Exhibits:

               Annual Statement of Compliance, filed as Exhibit 99.1 hereto.

               Annual Servicing Reports, filed as Exhibit 99.2 hereto.

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

                                 THE CHASE MANHATTAN BANK,
                                  not in its individual capacity but solely as Trustee under the Agreement referred to herein

Date: August 24, 1998       By:  /s/  Norma Catone
                                 -----------------------------------
                                   Norma Catone
                                   The Chase Manhattan Bank
                                   Vice President

INDEX TO EXHIBITS

Exhibit
Number           Description of Exhibits                        Page

99.1      Annual Statement of Compliance                         6

99.2      Annual Servicing Report                                8

                                  EXHIBIT 99.1

                         ANNUAL STATEMENT OF COMPLIANCE

First Union National Bank
Structured Products and Servicing
NC0828
301 South College Street, TW-9
Charlotte, North Caroline 28288-0828
704 374-2487
Fax 704 383-0387
Toll Free 800 786-9819


                             OFFICER'S CERTIFICATE

     Reference is hereby made to that certain Pooling and Servicing Agreement dated as of June 1, 1997 by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, First Union National Bank as Servicer, Lennar Partners, Inc., as Special Servicer, and The Chase Manhattan Bank, as Trustee with respect to Commercial Mortgage Pass-Through Certificates, Series 1997-C1 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

     Pursuant to Section 3.13 of this Agreement I, Timothy E. Steward, Vice President of First Union National Bank, as Servicer (the "Servicer"), do hereby certify that:

  1. A review of the servicing operations of the Servicer during the period from June 30, 1997 and through December 231, 1997 and of performance under the Agreement during such period has been made under my supervision;

  2. To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period June 30, 1997 through December 31, 1997.

  3. To the best of my knowledge, each related sub-servicer has fulfilled its obligations under its sub-servicing agreement in all material respects throughout the period June 30, 1997 through December 31, 1997.

  4. The Servicer has received no notice regarding qualification, or challenging the status, of the Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 25th day of March 1998.


BY: /s/ Timothy E. Steward
---------------------------
Timothy E. Steward
Vice President
First Union National Bank

                                  EXHIBIT 99.2

                            ANNUAL SERVICING REPORTS

First Union National Bank
Structured Products and Servicing
NC0828
301 South College Street, TW-9
Charlotte, North Caroline 28288-0828
704 374-2487
Fax 704 383-0387
Toll Free 800 786-9819



                        MANAGEMENT'S ASSERTION REGARDING
                  COMPLIANCE WITH MINIMUM SERVICING STANDARDS

     As of and for the year ended December 31, 1997, First Union National Bank's Commercial Loan Servicing Division (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for the minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $100 million and $20 million, respectively.

BY: /s/ Timothy S. Ryan
-------------------------
Timothy S. Ryan                         March 6, 1998
Vice President
First Union National Bank


BY: /s/John M. Church
-------------------------
John M. Church                          March 6, 1998
Senior Vice President
First Union National Bank

KPMG PEAT MARWICK LLP
SUITE 2800
TWO FIRST UNION CENTER
CHARLOTTE, NC  28262-8290


                        Independent Accountant's Report



The Board of Directors
First Union National Bank:

We have examined management's assertion about First Union National Bank's Commercial Loan Servicing Division's (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the appliable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examiniation provides a reasonable basis for our opinion. Our examiniation does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 1997 is fairly stated, in all material respects.


/s/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP
March 6, 1998